Form 10-Q
period 2014-06-30
Alife Inc.
filed 2014-08-19
CIK 1586549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

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


     Class                                 Outstanding at
                                           June 30, 2014

Common Stock, par value $0.0001               20,500,000

Documents incorporated by reference:            None

______________________________________________________________________


                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2014 (unaudited)
and December 31, 2013                                           1

Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2014 and for the Period from July 2, 2013
(Inception) to June 30, 2014 (unaudited)                        2

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2014 and for the Period from July 2, 2013
(Inception) to June 30, 2014 (unaudited)                        3

Notes to Condensed Financial Statements (unaudited)             4-7

______________________________________________________________________

                                 ALIFE INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                    June 30,       December 31,
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

 LIABILITIES AND STOCKHOLDERS' EQUITY

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
    shares authorized; 20,500,000 shares and
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
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                                ALIFE INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENT OF OPERATIONS
                               (unaudited)

                                                         For the periods
                         For the three   For the six     from July 2,
                         months ended    months ended    2013 to
                         June 30, 2014   June 30, 2014   June 30, 2014
                         -------------   -------------   -------------

Revenue                  $       -       $         -      $      -

Operating expenses               -               750          1,407

Income tax                       -                 -             -
                         -------------   -------------   -------------
Net loss                 $       (0)      $      (750)        (1,407)
                         =============   =============   =============
Loss per share -
   basic and diluted     $       (0)      $       (0)
                         =============   =============

Weighted average shares-
   basic and diluted        20,500,000      20,372,000	    20,000,000
                         =============    =============   =============

The accompanying notes are an integral part of these unaudited condensed financial statements

                                           2

______________________________________________________________________
                                ALIFE INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the six        July 2, 2013
                                          months ended      (Inception) to
                                          June 30, 2014     June 30, 2014
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $   (1,407)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                              750            1,150
                                          -------------     --------------

   Net cash used in operating activities             0             (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Redemption of common stock                      (1,950)           (1,950)
 Proceeds from issuance of common stock           2,000             4,000
 Proceeds from stockholders' additional
       paid-in capital                                0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                    50             2,307
                                          -------------     --------------
 Net increase in cash                                50             2,050

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,050            2,050
                                          =============     ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________


                                ALIFE INC.
                       (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

Alife Inc. (formerly Hill Run Acquisition Corporation) ("Alife" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Compamy. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2014.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2014.

______________________________________________________________________
                     ALIFE INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________
                     ALIFE INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2014. The Company had working capital of $850 and an accumulated deficit of $1,407 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company does not elect early adoption during the quarter ended June 30, 2014.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________
                                ALIFE INC.
                       (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

     As of June 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

     On July 9, 2013 the Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

James Cassidy 		10,000,000          $1,000
                            (9,750,000 redeemed)
James McKillop		10,000,000          $1,000
                            (9,750,000 redeemed)

	January 24, 2014, The Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

Devan Nair           20,000,000        		$2,000


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

Dated:   August 19, 2014