Form 10-Q
period 2014-09-30
Alife Inc.
filed 2015-01-30
CIK 1586549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2014

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

                       521 Bukit Batok Street 23
                              #01-01
                         Singapore 659544

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


     Class                                   Outstanding at
                                           December 16, 2014

Common Stock, par value $0.0001               20,500,000

Documents incorporated by reference:            None

______________________________________________________________________


                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of September 30, 2014 (unaudited)
and December 31, 2013                                                1

Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2014 and for the Period from July 2, 2013
(Inception) to September 30, 2014 (unaudited)                        2

Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2014 and for the Period from July 2, 2013
(Inception) to September 30, 2014 (unaudited)                        3

Notes to Condensed Financial Statements (unaudited)                4-7

______________________________________________________________________

                                 ALIFE INC.
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                   September 30,    December 31,
						      2014             2013
                                                   ------------      ----------
                                                   (unaudited)       (audited)

  Current assets

    Cash                                         $     2,050        $    2,000
                                                  ------------      -----------
  Total assets                                   $     2,050        $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

     Accrued liabilities                         $     1,150        $      400
                                                  ------------      -----------

 Total liabilities                                     1,150               400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,500,000 shares and
    outstanding                                         2,050            2,000

  Additional paid-in capital                            2,857              257

  Deficit accumulated during the
     development stage                                 (4,007)            (657)
                                                  ------------      -----------
  Total stockholders' equity                              900            1,600
                                                  ------------      -----------
  Total liabilities and stockholders'
      equity                                      $     2,050       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                                ALIFE INC.
                       CONDENSED STATEMENT OF OPERATIONS
                               (unaudited)

                                                         For the periods
                         For the three   For the nine    from July 2,
                         months ended    months ended    2013 to
                         September 30,   September 30,   September 30,
                         2014            2014            2013
                         -------------   -------------   -------------

Revenue                  $       -       $         -      $      -

Operating expenses              2,600          3,350             657

Income tax                       -                 -             -
                         -------------   -------------   -------------
Net loss                 $     (2,600)    $   (3.350)           (657)
                         =============   =============   =============
Loss per share -
   basic and diluted     $       (0)      $       (0)             (0)
                         =============   =============   =============

Weighted average shares-
   basic and diluted       20,500,000      20,372,000	    20,000,000
                         =============    =============   =============

The accompanying notes are an integral part of these unaudited condensed financial statements

                                           2

______________________________________________________________________
                                ALIFE INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS
                                (unaudited)

                                                                For the
                                                              period from
                                          For the nine        July 2, 2013
                                          months ended       (Inception) to
                                       September 30, 2014   September 30, 2013
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $    (3,350)      $       (657)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                              750                400
                                          -------------     --------------

   Net cash used in operating activities        (2,600)              (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Redemption of common stock                      (1,950)              -
 Proceeds from issuance of common stock           2,000             2,000
 Proceeds from stockholders' additional
       paid-in capital                            2,600               257
                                          -------------     --------------
   Net cash provided by financing
       activities                                 2,650             2,257
                                          -------------     --------------
 Net increase in cash                                50             2,000

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $       2,050            2,000
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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2014 and December 31, 2013.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2014 and December 31, 2013.

______________________________________________________________________
                                ALIFE INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________
                                ALIFE INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2014. The Company had working capital of $900 and an accumulated deficit of $4,007 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.
ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, 20,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

     As of September 30, 2014, the Company had not generated revenues and has sustained operating losses during the period ended September 30, 2014. The Company had working capital of $500 and an accumulated deficit of $4,007 as of September 30, 2014.

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

Dated:   December 16, 2014