Form 10-K
period 2014-12-31
Alife Air Inc.
filed 2015-04-14
CIK 1586549

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2014


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55064

                               ALIFE AIR INC.
           (Exact name of registrant as specified in its charter)

                                 ALIFE, INC.
          (Former Name of Registrant as Specified in its Charter)

            Delaware                           46-3621581
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                        521 Bukit Batok Street 23
                                 #05-A
                            Singapore 659544

           (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:   (65) 665 90028

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the reistrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               March 30, 2015

Common Stock, par value $0.0001                 20,500,000
Documents incorporated by reference:            None


                               PART I

Item 1.  Business

	In March, 2015, Alife, Inc. changed its name to Alife Air
Inc. Alife Air Inc. ("Alife" or the "Company") was incorporated as Hill Run Acquisition Corporation on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.
In January, 2014, the Hill Run Acquisition Corporation changed its name to Alife, Inc. The Company has been in the developmental stage since inception.

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

    On January 24, 2014, the the Company effected a change in control through the following transactions:

    The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock;

    The former officers and directors of the Company resigned. Such former officers and directors each beneficially retain 250,000 shares of the Company's common stock.

     Devan Nair was named as the sole director of the Company and serves as its President, Secretary and Treasurer.

     On January 24, 2014, the Company issued 20,000,000 shares of its common stock at par representing 97.6% of the then total outstanding 20,500,000 shares of common stock.

     The Company has no employees and only one director who also serves as the Company's sole officer.

CURRENT ACTIVITIES

     The Company has an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is actively pursuing the following avenue of development:

     The Company anticipates that it will enter into a business combination with Alife Air Automobiles Pte. Ltd. ("Alife Air Auto") instead of Artificial Life Source PLC as previously anticipated. The Company believes that Alife Air Auto is a better strategic fit for the Company's future direction to provide proprietary and sustainable clean air technologies and solutions with a variety of commerically viable applications that reduce air pollution and provide renewable energy. The Company anticipates starting with automobiles in Singapore (utilizing proprietary rotary engines and pollution-free clean air as fuel) and possible subsequent expansion. In light of this anticipated direction, the Company changed its name. The Company's primary focus is on the development of sustainable clean air solutions for the automobile industry. The Company looks to alternative designs that the Company anticipates may alter user habits and introduce users to sustainable solutions in light of pollution and fossil fuel issues.

     No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

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

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $5,941 and had an accumulated deficit of $6,598.

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

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES

July 9, 2013	    James Cassidy 	     10,000,000
		                        (9,750,000 redeemed 1/24/2014)

July 9, 2013        James McKillop           10,000,000
                                        (9,750,000 redeemed 1/24/2014)

January 24, 2014     Devan Nair         20,000,000



Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $5,941 and had an accumulated deficit of $6,598.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

     The Company anticipates that it will enter into a business combination with Alife Air Automobiles Pte Ltd. ("Alife Air Auto") instead of Artificial Life Source PLC as previously anticipated. The Company believes that Alife Air Auto is a better strategic fit for the Company's future direction to provide proprietary and sustainable clean air technologies and solutions with a variety of commerically viable applications that reduce air pollution and provide renewable energy. The Company anticipates starting with automobiles in Singapore (utilizing proprietary rotary engines and pollution-free clean air as fuel) and possible subsequent expansion. In light of this anticipated direction, the Company changed its name. The Company looks to alternative designs that the Company anticipates may alter user habits and introduce users to sustainable solutions in light of pollution and fossil fuel issues.

   A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

    In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

2014 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $5,941 and had an accumulated deficit of $6,598.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                      Positions and Offices Held
     -----------------               -----------
     Devan Nair                 Chief Executive Officer, Director

Management of the Company

     The Company has no full time employees.

    On January 24, 2014 James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    Devan Nair was named as the sole director of the Company and appointed its Chief Executive Officer.

   Devan Nair serves as the sole director and officer of the Company.
Mr. Nair is the co-founder of Alife PLC and has worked in the animation industry as a director with over twenty years of experience in all phases of traditional 2D and 3D animation for network television as well as theatrical release with special emphasis in computer software integration. Prior to founding Alife PLC, Mr. Nair founded several companies that are running successfully in other geographic regions including the following:

    Founded PHEE! PHOO! Pte Ltd in 2001 which won first prize in the Nokia Regional Extreme Challenge for the title, Excellence In Mobile Service as Most Innovative Company.

    KIDZ-TV.com in 2001 which went on to design, develop and own the single largest animation kids TV series library.

    Founded Southern Light Studios (Manila) in 1998 which became the fourth largest animation studio in the Philippines.

    Founded Southern Light Studios (Singapore) in 1995 which won the Prime Minister Award for Industry Service.

    Founded Animation International Pte Ltd in 1990 which was selected to lead an Asian team of Game Designers and Developers in PHILIP International. The company also launched new technology, CD-1 (Compact Disc Interactive).

Conflicts of Interest

    Devan Nair, the sole officer and director of the Company, is also an executive officer of the potential target company with whom the Company is considering in regard to effecting a business combination. Such a business combination may result in a benefit to the target company and its shareholders.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2014, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock(1)

Devan Nair                         20,000,000              97.6%
521 Bukit Batok Street 23
#05-A, Singapore 659544

All Executive Officers and         20,000,000              97.6%
Directors as a Group (1 Person)

     (1)  Based on 20,500,000 shares outstanding.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   Devan Nair is the majority shareholder of the Company and also serves as its president and sole director.

    As the organizers and developers of Hill Run Acquisition
Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until January 24, 2014 the date of the change in control, without repayment.

    The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Nair would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

     The aggregate fees paid for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2013      December 31, 2014
	                 -----------------      -----------------
                          	                     $ 5,941

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1


Balance Sheets as of December 31, 2014 and 2013                     2

Statements of Operations for the year ended December 31,
  2014 and the period from July 2, 2013
 (Inception) to December 31, 2013.	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from July 2, 2013 (Inception) to December 31, 2014                 4

Statements of Cash Flows for the year ended December 31,
  2014 and the period from July 2, 2013
 (Inception) to December 31, 2013                                   5

Notes to Financial Statements                                      6-8



ANTON & CHIA, LLP                           CERTIFIED PUBLIC ACCOUNTANTS

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alife Air Inc.

We have audited the accompanying balance sheets of Alife Air Inc. (the "Company") as of December 31, 2014 and the related statements of operations, stockholders' deficit, and cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alife Air Inc. as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the period from July 2, 2013 (Inception) through December 31, 2013 and for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA

April 14, 2015

--------------------------------------------------------------------

                              ALIFE AIR INC.
                              BALANCE SHEETS


                       ASSETS
                                        December 31,      December 31,
                                           2014              2013
                                        -----------       ------------
  Current assets
    Cash                                $        0          $  2,000
                                        -----------       -----------
  Total assets                          $        0             2,000
                                        ===========       ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		$       -                400
                                        -----------       -----------
  Total liabilities                     $       -                400
                                        -----------       -----------

  Stockholders' Deficit
    Common Stock; $0.0001 par value,        2,050              2,000
    100,000,000 shares authorized;
    20,500,000 shares issued and
    outstanding

    Discount on Common Stock               (2,050)                 -

    Additional paid-in capital              6,598                257

    Deficit                                (6,598)              (657)
                                        -----------       -----------
 Total stockholders' deficit                    -              1,600
                                        -----------       -----------
 Total Liabilities and
     stockholders' deficit             $        -           $  2,000
                                       ===========        ===========


 The accompanying notes are an integral part of these financial statements

                                     2

--------------------------------------------------------------------

                             ALIFE AIR INC
                         STATEMENTS OF OPERATIONS

                                                    For the period
                                                    from July 2,
                                   Year End         2013 (Inception)
                                   December 31,     to December 31,
                                   2014                  2013
                                   -------------     -------------
    Revenue                        $       -          $       -

    Cost of revenue                        -                  -
                                   -------------     -------------
    Gross profit                           -                  -

    Operating expenses                 5,941                657
                                   -------------     -------------
    Operating loss                    (5,941)              (657)

    Loss before income taxes          (5,941)              (657)
                                   -------------     -------------
    Income tax expense                     -                  -
                                   -------------     -------------
    Net loss                       $  (5,941)         $    (657)
                                   =============     =============

    Loss per share -
       basic and diluted           $   (0.00)             (0.00)
                                   -------------     -------------

    Weighted average shares-
       basic and diluted           20,467,123          20,000,000
                                   =============     =============




 The accompanying notes are an integral part of these financial statements

                                     3

--------------------------------------------------------------------

                               ALIFE AIR INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                     Total
                           Common Stock        Additional  Discount                  Stock-
                      -----------------------  Paid-In     on Common   Accumulated   holders'
                      Shares       Amount      Capital     Stock       Deficit       Deficit
                      ----------   --------    -------     ---------   ----------    ---------
Balance July 2,
  2013(inception)             -           -           -          -             -            -
Issuance of
  common stock         20,000,000      2,000          -          -             -         2,000
Additional paid-in
  capital                      -          -         257          -             -           257
Net loss                       -          -          -           -          (657)         (657)
                       ----------   --------    -------     ---------   ----------    ---------
Balance,
 December 31, 2013     20,000,000    $ 2,000    $   257    $     -       $  (657)      $ 1,600
                       ===========   ========   ========   =========     =========     ========

Redemption of shares  (19,500,000)    (1,950)         -          -             -             -
Issuance of
  common stock         20,000,000      2,000          -      (2,000)           -         (2,000)
Additional paid-in
  capital                      -          -       6,341          -             -          6,341
Net loss                       -          -           -          -         (5,941)       (5,941)
                       ----------   --------    -------     ---------   ----------    ---------
Balance,
 December 31, 2014     20,500,000    $ 2,050    $ 6,598    $ (2,000)     $ (6,598)     $    -
                       ===========   ========   ========   =========     =========     ========



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                             ALIFE AIR,INC.
                          STATEMENTS OF CASH FLOWS

                                                                       For the period
                                                                       from July 2,
                                                 Year End              2013 (Inception)
                                                 December 31,          to December 31,
                                                 2014                  2013
                                                 -----------------     ----------------
OPERATING ACTIVITIES

   Net loss                                      $         (5,941)                (657)
                                                 ------------------    ----------------
   Non-Cash adjustments to reconcile loss
      to net cash and expenses paid by
      stockholder and contributed as capital                5,941                    -

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                      -                  400
                                                 -----------------     ----------------
   Net cash used in operating activities                        -                 (257)
                                                 -----------------     ----------------
FINANCING ACTIVITIES

    Proceeds from issuance of common stock                      -                2,000
    Discount On Issuance of Common Stock                   (2,000)                   -

    Proceeds from stockholders' contributions                    -                  257
                                                 -----------------     ----------------
    Net cash used in financing activities                  (2,000)               2,257
                                                 -----------------     ----------------
    Net (decrease) increase in cash                        (2,000)               2,000

    Cash, beginning of period                               2,000                   -
                                                 -----------------     ----------------
    Cash, end of period                          $              -       $        2,000
                                                 =================     ================

 The accompanying notes are an integral part of these financial statements

                                        5

--------------------------------------------------------------------

                             ALIFE AIR INC.
                     Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
		ACCOUNTING POLICIES

NATURE OF OPERATIONS

Alife Air Inc. ("Alife" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.
No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash and cash equivalents as of December 31, 2014.

--------------------------------------------------------------------

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

--------------------------------------------------------------------

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. The Company had an accumulated deficit of $6,598 as of December 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.
Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000 of which all but 500,000 shares were redeemed.

In January, 2014, the Company issued 20,000,000 shares to its then sole officer and director.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5  INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2014, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company's effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows

                                  December 31,       December 31
                                  2014               2013
                                  ---------------------------------
Current                            $     -            $      -
Deferred                                 -                   -
                                  ---------------------------------
Total Tax Provision                $     -            $      -
                                  =================================

                                  December 31,       December 31
                                  2014               2013
                                  --------------------------------
Deferred tax assets                $    977           $      108
Less valuation allowances              (977)                (108)
                                  --------------------------------
                                   $     -            $      -
                                  =================================

                                  December 31,       December 31
                                  2014               2013

Income tax benefit at the
    federal statutory rate          15.0%              15.0%
State income tax benefit,
    net of federal tax benefit       1.4%               1.4%
Change in valuation allowance
    for deferred tax assets        -16.4%             -16.4%
                                  --------------------------------
                                     0.0%               0.0%
                                  =================================

As of December 31, 2014 and 2013, the Company had estimated Federal and State of Delaware income tax net operating loss carryforwards of approximately $0 and $0, respectively.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2014 and 2013.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALIFE AIR, INC.
                             Formerly Alife, Inc.


                              By:   /s/ Devan Nair
                                        Chief Executive Officer

Dated: April 14, 2015

                              By:   /s/ Devan Nair
                                        Chief Financial Officer

Dated: April 14, 2015



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Devan Nair               Director            April 14, 2015