Form 10-Q
period 2015-03-31
Alife Air Inc.
filed 2015-05-20
CIK 1586549

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2015

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

	                      + (65) 665 90028
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                             May 20, 2015

Common Stock, par value $0.0001               20,500,000

Documents incorporated by reference:            None

______________________________________________________________


                      CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        2-4

Notes to Unaudited Condensed Financial Statements               5-7

______________________________________________________________________

                             ALIFE AIR, INC.
                       CONDENSED BALANCE SHEETS

                       ASSETS
                                        March 31,         December 31,
                                           2015              2014
                                        -----------       ------------
                                        (unaudited)       (audited)
  Current assets
    Cash                                $        0          $      0
                                        -----------       -----------
  Total assets                          $        0                 0
                                        ===========       ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		$       -                  -
                                        -----------       -----------
  Total liabilities                     $       -                  -
                                        -----------       -----------

  Stockholders' Deficit
    Common Stock; $0.0001 par value,        2,050              2,050
    100,000,000 shares authorized;
    20,500,000 shares issued and
    outstanding

    Discount on Common Stock               (2,050)            (2,050)

    Additional paid-in capital             12,222              6,598

    Accumulated deficit                   (12,222)            (6,598)
                                        -----------       -----------
 Total stockholders' deficit                    -                  -
                                        -----------       -----------
 Total Liabilities and
     stockholders' deficit             $        -           $      -
                                       ===========        ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                             ALIFE AIR, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     For the three      For the three
                                     months ended       months ended
                                     March 31, 2015     March 31, 2014
                                   ----------------     --------------
    Revenue                        $            -        $          -

    Cost of revenue                             -                   -
                                   ----------------     --------------

    Operating expenses                        5,624               750
                                   ----------------     --------------
    Operating loss                           (5,624)             (750)

    Loss before income taxes                 (5,624)             (750)
                                    ================    ==============
    Income tax expense                            -

    Net loss                        $        (5,624)     $       (750)
                                    ================    ==============
    Loss per share -
         basic and diluted           $        (0.00)     $      (0.00)
                                    ================    ==============

    Weighted average shares-
          basic and diluted              20,467,123         20,372,000
                                   ----------------     --------------


The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                                ALIFE AIR, INC.
                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the three    For the three
                                                   months ended     months ended
                                                   March 31, 2015   March 31, 2014
                                                   -----------      ----------
 OPERATING ACTIVITIES

   Net loss                                        $  (5,624)       $   (750)
                                                   -----------      ----------
   Non-cash adjustments to reconcile net loss
     to net cash:
     Expenses paid for by stockholder and
        contributed as capital                         5,624                -
                                                   -----------       ---------
      Changes in Operating Assets and Liabilities:

          Accrued liability                                -              750
                                                   -----------       ---------
            Net cash (used in) operating
               activities                                  -                -
                                                   -----------       ---------

 FINANCING ACTIVITIES

   Redemption of common stock                              -           (1,950)
   Proceeds from issuance of common stock                  -            2,000
                                                     -----------      ----------
       Net cash provided by financing activities           -               50
                                                     -----------      ----------
   Net increase in cash                                    0               50

   Cash, beginning of period                               0            2,000
                                                     -----------      ----------
   Cash, end of period                               $     0          $ 2,050
                                                     ===========      ==========


The accompanying notes are an integral part of these unaudited condensed financial statements.


--------------------------------------------------------------------
                           ALIFE AIR, INC.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Alife Air, Inc. ("Alife" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the Company's audited financial statements as of that date, and the unaudited condensed consolidated financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 14, 2015.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash or cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015.

______________________________________________________________________

                           ALIFE AIR, INC.
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the condensed financial statements (unaudited) on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the condensed financial statements (unaudited) on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2015.

The Company had an accumulated deficit of $12,222 as of March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                            ALIFE AIR, INC.
                Notes to Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact of the adoption of ASU No. 2014-15 on our financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity
(DSE) in its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

NOTE 4   STOCKHOLDERS' DEFICIT


On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000 of which all but 500,000 shares were redeemed.

In January, 2014, the Company issued 20,000,000 shares to its then sole officer and director.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2015
20,500,000 shares of common stock and no preferred stock were issued and outstanding.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Alife Air Inc. ("Alife" or the "Company") was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     As of March 31, 2015 Alife had not generated revenues and had no income or cash flows from operations since inception. At
March 31, 2015 Alife had sustained net loss of $5,624, and had an accumulated deficit accumulated of $12,222.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Alife as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Alife.

     Management will pay all expenses incurred by Alife until a change in control is effected. There is no expectation of repayment for such expenses.

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

     As of March 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015, the Company had sustained a net loss of $5,624 and had an accumulated deficit of $12,222.

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

                            ALIFE AIR, INC.


                            By:   /s/ Devan Nair
                                  President, Chief Financial Officer

Dated:   May 20, 2015